Form 10-Q
period 1994-06-30
SYNERGEN INC
filed 1994-08-15
CIK 730358

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
   JUNE 30, 1994

                                OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
  ________ TO _______

Commission file number 0-14339

                          SYNERGEN, INC.
        (Exact name of registrant as specified in charter)

                Delaware                     84-0868248
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification No.)

            1885 33rd Street
           Boulder, Colorado                   80301
(Address of principal executive offices)     (Zip Code)

                          (303) 938-6200
       (Registrant's telephone number, including area code)


                               N.A.
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.  Yes   X   No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: N.A.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes
___  No ___

Applicable only to corporate issuers:
As of July 31, 1994, there were outstanding 25,767,289 shares of Synergen, Inc. Common Stock - par value $.01.


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         SYNERGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                               1994          1993               1994             1993

REVENUES:
  Sponsored research and development     $   4,026,600   $     820,000    $   8,265,800      $   7,471,200
  Interest                                   1,186,000       2,818,100        2,690,800          5,566,600

TOTAL REVENUES                               5,213,200       3,638,100       10,956,600         13,037,800

EXPENSES:
  Research and development                  18,492,400      22,328,400       39,171,100         47,222,500
  General and administrative                 4,585,200       4,972,900        9,422,800         10,209,300
  Restructuring charge                              --       2,000,000               --          2,000,000
  Impairment of assets                       5,800,000              --        5,800,000                 --
  Interest                                      45,900          91,700          101,700            183,100

TOTAL EXPENSES                              28,923,500      29,393,000       54,495,600         59,614,900

Loss before cumulative effect of change
  in accounting principle                  (23,710,300)    (25,754,900)     (43,539,000)       (46,577,100)
Cumulative effect of change in accounting
  principle                                         --              --                --        (2,417,800)

NET LOSS                                  $(23,710,300)   $(25,754,900)    $(43,539,000)      $(48,994,900)

LOSS PER SHARE:
Loss before cumulative effect of change
  in accounting principle                 $      (0.92)   $      (1.02)    $      (1.69)      $      (1.85)
Cumulative effect of change in accounting
  principle                                         --              --               --              (0.09)

NET LOSS PER SHARE                        $      (0.92)   $      (1.02)    $      (1.69)      $      (1.94)

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                 25,743,300      25,246,300       25,730,300         25,194,400

See notes to consolidated financial statements.



                 SYNERGEN, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                             ASSETS

                                                  June 30,      December 31,
                                                    1994            1993

CURRENT ASSETS:
  Cash and cash equivalents                    $ 20,743,500     $ 51,579,100
  Short-term investments                        109,846,800      104,637,200
  Accounts receivable (No allowance for
     doubtful accounts considered necessary)     10,245,100       13,277,200
  Receivable from Synergen Clinical Partners             --        6,200,000
  Accrued interest receivable                       521,900          779,200
  Prepaid expenses and other                      3,029,300        2,975,400

TOTAL CURRENT ASSETS                            144,386,600      179,448,100

PROPERTY AND EQUIPMENT, Net                      82,478,400       86,856,100


OTHER ASSETS:
  Restricted short-term investments               4,648,800        4,630,100
  Other                                           4,290,300        5,123,400

TOTAL OTHER ASSETS                                8,939,100        9,753,500

TOTAL ASSETS                                   $235,804,100     $276,057,700

See notes to consolidated financial statements.



                 SYNERGEN, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   June 30,      December 31,
                                                     1994            1993

CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $  13,090,500   $  11,229,100


INDUSTRIAL DEVELOPMENT REVENUE
  BONDS                                            6,000,000       6,000,000


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized,
     10,000,000 shares; none issued
  Common Stock, $.01 par value; authorized,
     120,000,000 shares; issued: 25,746,268
     and 25,666,186 shares                           257,500         256,700
  Additional paid-in capital, net                409,203,800     408,369,500
  Deficit                                       (192,360,700)   (148,821,700)
  Deferred compensation, net                        (387,000)       (975,900)

TOTAL STOCKHOLDERS' EQUITY                       216,713,600     258,828,600

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY                   $235,804,100    $276,057,700

See notes to consolidated financial statements.



                 SYNERGEN, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                   Six Months Ended June 30,
                                                     1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(43,539,000)   $(48,994,900)

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization of assets        5,365,400       4,149,500
     Amortization of receivable for warrants
       and deferred compensation                      588,900         883,900
     Impairment of assets                           5,800,000              --
     Change in operating assets and liabilities:
       Accounts receivable                          3,032,100       6,631,000
       Accrued interest receivable                    257,300         914,000
       Prepaid expenses and other                  (3,241,900)       (768,200)
       Accounts payable and accrued expenses        1,861,400       2,286,000
       Unearned revenue, net                               --        (342,800)

  Total Adjustments                                13,663,200      13,753,400


  NET CASH USED IN OPERATING ACTIVITIES           (29,875,800)    (35,241,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (987,700)    (13,218,400)
  Net (purchase) redemption of short-term
    investments                                    (5,228,300)    104,588,800
  Payment received on note receivable from
    affiliate                                       5,905,700              --
  Other assets                                     (1,484,600)      2,451,700


  NET CASH PROVIDED BY INVESTING
     ACTIVITIES                                   $(1,794,900)    $93,822,100

                                                     (continued)

See notes to consolidated financial statements.



                 SYNERGEN, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



                                                   Six Months Ended June 30,
                                                      1994           1993

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock
       and other, net                           $   835,100      $   583,800

  NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                  (30,835,600)      59,164,400

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                      51,579,100        2,632,100


  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                           $20,743,500      $61,796,500

See notes to consolidated financial statements.




                  SYNERGEN, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Policies

The consolidated balance sheets as of June 30, 1994, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993, are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31,
1993.   The accounting policies used in the preparation of these
financial statements are the same as those used in the Company's annual financial statements except as modified for appropriate interim accounting policies.

Certain reclassifications have been made to the Company's 1993 financial statements to conform them to 1994 classifications. The consolidated statements of operations for the three and six months ended June 30, 1993, and consolidated statement of cash flows for the six months ended June 30, 1993, have been restated to reflect the Company's change in its method of accounting for external patent development costs.

Pursuant to Financial Accounting Standard No. 52, the financial position and results of the Company's European and Japanese subsidiaries are measured using the local currency as the functional currency. The balance sheet has been translated at the exchange rate in effect at June 30, 1994, while revenues and expenses have been translated at the average exchange rate on a
monthly  basis.   The  aggregate effect of translation  is  being
deferred as a component of stockholders' equity. At June 30, 1994, the translation effect is $280,900 and is reported within additional paid-in capital.

2. Subsequent Events

On July 15, 1994, Synergen learned that the interim analysis of the follow-up Phase III clinical trial of IL-1ra showed a lack of efficacy for severe sepsis. As a result, certain assets related primarily to the production of interleukin-1 receptor antagonist (IL-1ra or ANTRIL (trademark)) were determined to be impaired and were written down to net realizable value. The Company is also analyzing its options for the best use of its LakeCentre manufacturing facility and may record an asset impairment charge for the facility in the third quarter of 1994. See "Management's Discussion and Analysis - Overview."

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

Synergen has focused its resources since inception on research and development of biotechnology products, principally pharmaceuticals. After it obtained the results of its initial Phase III clinical trial of interleukin-1 receptor antagonist (IL-1ra or ANTRIL (trademark)) for the treatment of sepsis in February of 1993, the Company restructured its organization and reprioritized its clinical programs, making the completion of a follow-up Phase III clinical trial of IL-1ra for the treatment of severe sepsis its first
priority.   On July 15, 1994, an independent safety and  efficacy
monitoring committee (SEMC) conducted an interim analysis of the results of the follow-up Phase III clinical trial of IL-1ra for severe sepsis. The SEMC concluded that the data showed a lack of efficacy of IL-1ra for severe sepsis, and that continuation of the trial would not likely produce evidence of efficacy. As a result, Synergen stopped the Phase III trial of IL-1ra for the treatment of severe sepsis. In addition, the Company has withdrawn marketing approval applications for IL-1ra for severe sepsis that were previously filed with the European Union and a number of other countries. The Company is now in the process of reprioritizing its remaining clinical and other programs and eliminating certain programs and operations to conserve cash and direct its efforts
toward  its  most  promising  opportunities.   See  "Management's
Discussion and Analysis - Liquidity and Capital Resources."

At this time, the Company plans to continue the ongoing Phase II trial of IL-1ra for the treatment of rheumatoid arthritis, which is being conducted in Europe. Development of other indications for IL-1ra will be evaluated individually. The Company plans to continue with its clinical development of ciliary neurotrophic factor (CNTF) for amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) through a joint venture with Syntex (U.S.A.) Inc. (Syntex); preclinical and clinical development of tumor necrosis factor binding protein (TNFbp) for inflammatory diseases; and preclinical evaluation of glial derived neurotrophic factor (GDNF) for
Parkinson's  disease.   The  Company is  also  exploring  various
strategic   alternatives  for  its  business  and  research   and
development operations.

The Company is currently funding research and development of its proprietary products from cash reserves received from past public offerings of equity securities. The termination of the follow-up Phase III trial of IL-1ra for severe sepsis for lack of efficacy and the withdrawal of the marketing applications for IL-1ra are expected to have a significant and detrimental impact on the
Company's   ability  to  raise  additional  capital  for   future
operations. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

Substantially all of Synergen's revenues since inception have consisted of payments for sponsored research, payments under joint
development   agreements,  and  interest  earned  on   short-term
investments.   All  funding for development of IL-1ra  through  a
development agreement with Synergen Clinical Partners, L.P. (Clinical Partners) was accrued as of March 31, 1993. The Syntex-Synergen Neuroscience Joint Venture (Joint Venture) to develop neurotrophic factors is the Company's only existing third-party joint development arrangement that provides funding to the Company. Funding available from Syntex under that agreement is expected to be fully accrued in the first half of 1995. At that time, Synergen may incur increased funding obligations to the Joint Venture.

Due to the results of the interim analysis, a non-cash charge against assets of $5.8 million was recognized in the second quarter of 1994 for assets primarily relating to a fill and finish contract for IL-1ra for commercial sale in Europe and assets attributable to the production of IL-1ra, including inventories of raw materials and bulk product produced during the second quarter of 1994.

As a result of Synergen's decision to stop the Phase III follow-up trial of IL-1ra for severe sepsis, the Company decided to restructure its operations to conserve cash and permit continued development of its priority projects. On August 1, 1994, as part of the restructuring, the Company reduced its work force by approximately 60 percent worldwide, or 375 employees. The Company expects to record an expense of approximately $10 million for restructuring (exclusive of any write-down charges relating to the Company's LakeCentre manufacturing facility) in the third quarter
of  1994.   Approximately two-thirds of the charge will  be  cash
expenses, including severance costs and, to a lesser extent, shutdown costs. The remainder of the charge will be recognition of asset write-downs resulting from the restructuring.

The Company's LakeCentre manufacturing facility in Boulder was constructed to produce IL-1ra for commercial sale. At June 30, 1994, the net book value of the facility was approximately $40 million. In August 1994, the facility was closed in conjunction with the Company's restructuring. The Company is currently analyzing its options for the best use of the facility. Based on its analysis, the Company may record a substantial non-cash asset impairment charge for the facility in the third quarter of 1994.

Three Months Ended June 30, 1994 and 1993

Sponsored research and development revenues increased 391 percent from the three months ended June 30, 1993, to the three months ended June 30, 1994, primarily due to funding from the Joint Venture for increased patient enrollment during the second quarter of 1994 in the Joint Venture's Phase II/III trial of CNTF for the
treatment  of  ALS.   These  increased revenues  were  offset  by
approximately the same amount of increased expenditures incurred on behalf of the Joint Venture.

Interest and other income decreased 58 percent from the second quarter of 1993 to the second quarter of 1994, primarily due to a decrease in the average amount of cash available for investment. Interest income will continue to decrease during 1994 as cash available for investment is used to fund operating costs.

Total research and development expenses decreased 17 percent from the three months ended June 30, 1993, to the three months ended June 30, 1994, primarily due to a decrease in personnel and a reprioritization of the Company's projects as a result of the restructuring that took place during the second quarter of 1993. General and administrative expenses decreased eight percent from the second quarter of 1993 to the second quarter of 1994 primarily due to a decrease in personnel as a result of the restructuring that took place during the second quarter of 1993.

The Company recorded $5.8 million in non-cash charges against assets in the second quarter. See "Management's Discussion and Analysis - Overview."

Capital expenditures were $0.4 million and $4.3 million for the three months ended June 30, 1994 and 1993, respectively. The decrease was primarily due to a reprioritization of the Company's projects as a result of the restructuring that took place during the second quarter of 1993.

Six Months Ended June 30, 1994 and 1993

Sponsored research and development revenues increased 11 percent from the six months ended June 30, 1993, to the six months ended June 30, 1994, primarily due to funding from the Joint Venture for increased patient enrollment in the Joint Venture's Phase II/III trial of CNTF during the first half of 1994 and the full recognition of revenue attributable to Clinical Partners by the first quarter of 1993. These increased revenues were offset by approximately the same amount of increased expenditures incurred on behalf of the Joint Venture.

Interest and other income decreased 52 percent from the first half of 1993 to the first half of 1994, primarily due to a decrease in
the  average  amount of cash available for investment.   Interest
income will continue to decrease during 1994 as cash available for investment is used to fund operating costs.

Total research and development expenses decreased 17 percent from the six months ended June 30, 1993, to the six months ended June 30, 1994, primarily due to a decrease in personnel and a reprioritization of the Company's projects as a result of the restructuring that took place during the second quarter of 1993. General and administrative expenses decreased eight percent from the first half of 1993 to the first half of 1994 due to a decrease in personnel as a result of the restructuring that took place during the second quarter of 1993.

The Company recorded $5.8 million in non-cash charges against assets in the second quarter. See "Management's Discussion and Analysis - Overview."

Capital expenditures were $1.0 million and $13.2 million for the six months ended June 30, 1994 and 1993, respectively. The decrease was primarily due to a reprioritization of the Company's projects as a result of the restructuring that took place during the second quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily from payments from joint development agreements, research and development limited partnerships, interest earned on short-term investments, and proceeds from the sale of equity securities. The Company's use of joint development arrangements and limited partnerships to fund research and development programs and the sale of equity securities have permitted the Company to maintain
significant  levels of cash and other liquid investments.   Cash,
short-term investments, and restricted short-term securities included in other assets at June 30, 1994, and December 31, 1993, were $135 million and $161 million, respectively. The decrease is attributable primarily to cash used in operations. At June 30, 1994, there was no material difference between the net book value and fair market value of short-term investments.

The Company is currently taking steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include reduction of Synergen's and its subsidiaries' staffs by approximately 60 percent, elimination of certain programs and operations, including its Japanese operations and most of its European operations, and the possible sale or lease of certain of its real property holdings.

The Company has $6 million of Industrial Development Revenue Bonds outstanding. The Company currently intends to redeem all of the outstanding bonds in the fourth quarter of 1994.

Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. The Company currently expects that its existing cash will fund operations for the next several years based upon its current estimates of restructured
operations and assuming no extraordinary cash requirements.   The
Company may pursue opportunities to obtain additional financings in the future. Such financing may be sought through various sources, including bank borrowings, lease arrangements relating to fixed assets, or other financing methods. The Company does not anticipate that it will be able to raise additional capital through equity financings in the near future because of the termination of the follow-up Phase III trial of IL-1ra for severe sepsis, the withdrawal of the marketing approval application for IL-1ra for severe sepsis in the European Union and other countries, and the reduction of Synergen's operations. The Company is currently exploring various strategic alternatives for its business and research and development operations.

The market price of the Company's common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. Following the Company's announcement on July 18, 1994, of the Company's decision to stop the follow-up Phase III clinical trial of IL-1ra for severe sepsis, the price of the Company's common stock dropped by approximately 50 percent. The market price of the Company's common stock could also be materially affected by the results of the Phase II trial of IL-1ra for the treatment of rheumatoid arthritis, the progress of the Joint Venture's CNTF development program and the results of the Phase II/III clinical trial of CNTF for the treatment of ALS, which is expected to be completed in the last quarter of 1994, as well as by the results of the Company's other development programs. Results of the CNTF trial are expected to be available during the first half of 1995.

                    PART II - OTHER INFORMATION

                    ITEM 1 - LEGAL PROCEEDINGS

Following a drop in the price of Synergen's stock on February 22, 1993, a number of class action complaints were filed against Synergen and certain of its officers and directors in the United States District Court for the District of Colorado on behalf of various classes of the Company's investors. The complaints were consolidated by a consolidated class action complaint that was filed on April 15, 1993, and amended on May 2, 1994. In addition to Synergen, Larry Soll, chairman of the Board of Directors of Synergen and the former chief executive officer, and Kenneth J. Collins, executive vice president of finance and administration, were named as defendants in the amended consolidated complaint, together with Jon S. Saxe, the former president and chief executive officer and a former director, and Michael A. Catalano, the former vice president of clinical research. The original consolidated complaint alleged violations of federal securities laws and state
law.   The Court dismissed the state law claims on April 8, 1994.
On May 30, 1994, the defendants in the suit filed a motion to dismiss or in the alternative for summary judgment, which has been set for hearing in September 1994.

On June 8, 1994, the United States Patent and Trademark Office declared an interference between Synergen's United States patent number 5,141,856, issued August 25, 1992, and a patent application assigned to the Max Planck Institut fur Psychiatrie and Regeneron Pharmaceuticals, Inc. The interference relates to a method for producing CNTF in E. coli. When the Patent and Trademark Office determines that there is a dispute as to who actually made an invention first, an interference proceeding can be declared, and the applicants are required to prove who was the first inventor. In the United States, the general rule is that a patent ultimately is awarded to the person who is first to make an invention, rather than the person who is the first to file a patent application. The Company believes it has a reasonable patent position.

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May
19, 1994. The following matters were submitted to a vote of the stockholders:

(a)Election of directors -- The current slate of directors was re-elected to serve as directors of the Company until the 1995 annual meeting of stockholders and until successors are
   elected.   There  were  no  abstentions  on  the  election  of
   directors.

                              Total Votes          Total Votes
                                  For               Withheld
   Gregory B. Abbott           22,512,481            688,673
   Arthur H. Hayes, Jr.        22,545,476            635,678
   David I. Hirsh              22,513,976            667,178
   Barry MacTaggart            22,545,376            635,778
   Larry Soll                  22,511,293            669,861
   Robert C. Thompson          22,513,431            667,723
   Glenn S. Utt, Jr.           22,545,476            635,678

(b)Appointment of independent auditors -- A proposal to ratify the appointment of Deloitte & Touche as the company's certified public accountants for the fiscal year ending December 31, 1994, was approved by a vote of 22,919,582 shares in favor, 134,697 shares withheld, and 129,350 shares abstaining.

There were no broker non-votes on the election of directors or the appointment of independent auditors.

             ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated June 1, 1994, disclosing the appointment of Gregory B. Abbott as President and Chief Executive Officer of the Company.

The Company filed a report on Form 8-K dated July 20, 1994, disclosing the termination of the Company's follow-up Phase III clinical trial of IL-1ra for the treatment of severe sepsis.

The Company filed a report on Form 8-K dated August 10, 1994, disclosing overall staff reductions made following the termination of the Company's follow-up Phase III clinical trial of IL-1ra for the treatment of severe sepsis.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYNERGEN, INC.
                                 (Registrant)


Date:  August 12, 1994           By:           Gregory B. Abbott
                                               Gregory B. Abbott
                                                   President and
                                         Chief Executive Officer




Date:  August 12, 1994           By:           Kenneth J. Collins
                                               Kenneth J. Collins
                                        Executive Vice President,
                                   Finance and Administration and
                                          Chief Financial Officer