Form 10-Q
period 1994-09-30
SYNERGEN INC
filed 1994-11-14
CIK 730358

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                             FORM 10-Q



(Mark One)
 X
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
  SEPTEMBER 30, 1994

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

Applicable only to corporate issuers:
As of October 31, 1994, there were outstanding 25,932,798 shares of Synergen, Inc. Common Stock - par value $.01.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                         SYNERGEN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                        1994         1993                        1994           1993
REVENUES:
  Sponsored research and development $  2,515,400  $  2,641,000            $  10,781,200      $  10,112,200
  Interest and other income             1,312,400     2,062,000                4,003,200          7,628,600
                                      -----------   -----------             ------------       ------------

TOTAL REVENUES                          3,827,800     4,703,000               14,784,400         17,740,800

EXPENSES:
  Research and development             14,021,000    19,379,700               53,192,100         66,602,200
  General and administrative            3,639,300     3,542,400               13,062,100         13,751,700
  Restructuring and asset
    impairment charges                 33,279,200            --               39,079,200          2,000,000
  Interest                                 30,700       173,700                  132,400            356,800
                                      -----------   -----------              -----------        -----------

TOTAL EXPENSES                         50,970,200    23,095,800              105,465,800         82,710,700
                                      -----------   -----------              -----------        -----------

Loss before cumulative effect of
  change in accounting principle      (47,142,400)  (18,392,800)            ( 90,681,400)       (64,969,900)
Cumulative effect of change in
  accounting principle                         --            --                       --        ( 2,417,800)
                                       ----------    ----------               ----------         -----------
NET LOSS                             $(47,142,400) $(18,392,800)            $(90,681,400)      $(67,387,700)
                                       ==========    ==========               ==========         ==========
LOSS PER SHARE:
Loss before cumulative effect of
  change in accounting principle     $     (1.83)  $      (0.73)            $      (3.52)      $      (2.58)
Cumulative effect of change in
  accounting principle                        --             --                       --              (0.09)
                                       ----------    ----------               ----------        ----------
NET LOSS PER SHARE                   $     (1.83)  $      (0.73)            $      (3.52)      $      (2.67)
                                       ==========    ==========               ==========         ==========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING            25,779,300    25,274,500               25,746,800         25,163,900
                                       ==========    ==========               ==========         ==========

See notes to consolidated financial statements.



                  SYNERGEN, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (unaudited)

                              ASSETS


                                         September 30,  December 31,
                                              1994          1993

CURRENT ASSETS:
  Cash and cash equivalents             $  6,271,300    $ 51,579,100
  Short-term investments                 104,979,200     104,637,200
  Accounts receivable (No allowance
    for doubtful accounts
    considered necessary)                  9,655,400      13,277,200
  Receivable from Synergen Clinical
    Partners                                      --       6,200,000
  Accrued interest receivable                609,800         779,200
  Restricted short-term investments        8,253,200              --
  Prepaid expenses and other               1,735,700       2,975,400
                                         -----------     -----------

TOTAL CURRENT ASSETS                     131,504,600     179,448,100

PROPERTY AND EQUIPMENT, Net               53,899,700      86,856,100


OTHER ASSETS:
  Restricted short-term investments          200,000       4,630,100
  Other                                    2,458,100       5,123,400
                                         -----------     -----------

TOTAL OTHER ASSETS                         2,658,100       9,753,500
                                         -----------     -----------

TOTAL ASSETS                            $188,062,400    $276,057,700
                                         ===========     ===========

See notes to consolidated financial statements.


                  SYNERGEN, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (unaudited)


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                              September 30,   December 31,
                                                   1994           1993

CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $  11,539,700    $  11,229,100
  Industrial Development Revenue Bonds           6,000,000               --
                                              ------------     ------------

TOTAL CURRENT LIABILITIES                       17,539,700       11,229,100

INDUSTRIAL DEVELOPMENT REVENUE BONDS                    --        6,000,000

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized,
     10,000,000 shares; none issued
  Common Stock, $.01 par value; authorized,
     120,000,000 shares; issued: 25,921,880
     and 25,666,186 shares                         259,200          256,700
  Additional paid-in capital, net              409,557,400      408,369,500
  Deficit                                     (239,503,100)    (148,821,700)
  Deferred compensation, net                       209,200         (975,900)
                                              ------------      -----------

TOTAL STOCKHOLDERS' EQUITY                     170,522,700      258,828,600
                                              ------------     ------------

TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY                $ 188,062,400    $ 276,057,700
                                              ============     ============

See notes to consolidated financial statements.


                SYNERGEN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited)


                                         Nine Months Ended September 30,
                                             1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(90,681,400)   $ (64,472,700)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Depreciation and amortization
       of assets                           8,006,400        6,944,300
     Amortization of receivable for
       warrants and deferred
       compensation                          947,200        1,438,400
     Impairment of assets and
       restructuring                      33,991,400               --
     Change in operating assets and
       liabilities:
         Accounts receivable               3,621,800        5,533,400
         Accrued interest receivable         169,400          874,200
         Prepaid expenses and other       (1,683,300)        (382,600)
         Accounts payable and accrued
           expenses                          310,700       (1,524,900)
         Unearned revenue, net                    --         (779,900)
                                         -----------      -----------
  Total Adjustments                       45,363,600       12,102,900
                                         -----------      -----------

  NET CASH USED IN OPERATING
    ACTIVITIES                           (45,317,800)     (52,369,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (1,266,700)     (15,561,400)
  Net (purchase) redemption of
    short-term investments                (4,165,100)     126,268,300
  Payment received on note
    receivable from affiliate              5,905,700               --
  Other assets                            (1,254,100)        (465,700)
                                          ----------      -----------

  NET CASH PROVIDED BY INVESTING
     ACTIVITIES                        $    (780,200)   $ 110,241,200

                                                     (continued)

See notes to consolidated financial statements.


                  SYNERGEN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited)


                                          Nine Months Ended September 30,
                                               1994           1993
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of
       common stock and other, net        $    790,200   $   580,500
                                           -----------    ----------

  NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS             (45,307,800)   58,451,900

  CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                 51,579,100     2,632,100
                                           -----------    ----------

  CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                     $  6,271,300   $61,084,000
                                           ===========    ==========

See notes to consolidated statements.


                  SYNERGEN, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Accounting Policies

The consolidated balance sheets as of September 30, 1994, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993, are unaudited, but in management's opinion, include all adjustments, consisting only of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1993. The accounting policies used in the preparation of these financial statements are the same as those used in the Company's annual financial statements except as modified for appropriate interim accounting policies.

Certain reclassifications have been made to the Company's 1993 financial statements to conform them to 1994 classifications. The consolidated statements of operations for the nine months ended September 30, 1993, and consolidated statement of cash flows for the three-month and nine-month periods ending September 30, 1993, have been restated to reflect the Company's change in its method of accounting for external patent development costs.

Pursuant to Financial Accounting Standard No. 52, the financial position and results of the Company's European and Japanese subsidiaries are measured using the local currency as the functional currency. The balance sheet has been translated at the exchange rate in effect at September 30, 1994, while revenues and expenses have been translated at the average exchange rate on a monthly basis. The aggregate effect of translation is being deferred as a component of stockholders' equity. At September 30, 1994, the translation effect was $139,800 and is reported within additional paid-in capital.

2.      Asset Impairment and Restructuring Charges

On July 15, 1994, Synergen learned that an interim analysis of the follow-up Phase III clinical trial of interleukin-1 receptor antagonist (IL-1ra) showed a lack of efficacy for severe sepsis. As a result, certain assets were determined to be impaired and were written down to estimated net realizable value. In August, Synergen announced a restructuring which included a termination of 60 percent of the Company's workforce (approximately 375 employees) and elimination of some operations and development activities. Synergen recorded an asset impairment charge of $5.8 million in the second quarter of 1994 for assets used primarily for the production of IL-1ra and asset impairment and restructuring charges of $33.3 million in the third quarter of 1994 primarily related to the discontinuation of the sepsis trial and the Company's decision to restructure its operations. The third quarter charges of $33.3 million were comprised of restructuring charges of $7.3 million and asset impairment charges of $26 million. Of the third quarter asset impairment charges, $22.6 million related to the write-down of the LakeCentre manufacturing facility, $1.9 million was due to other assets impaired as a result of the restructuring and the remaining $1.5 million was a charge against the Company's equity investment in Selectide Corporation based on their recent rights offering.

The charge against the LakeCentre facility was based on a preliminary independent appraisal of the property which estimated the net realizable value of the property. The Company may take additional charges against the LakeCentre facility in the future.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Overview

Synergen has focused its resources since inception on research and development of biotechnology products, principally pharmaceuticals. After it obtained the results of its initial Phase III clinical trial of interleukin-1 receptor antagonist (IL-1ra) for the treatment of sepsis in February of 1993, the Company restructured its organization and reprioritized its clinical programs, making the completion of a follow-up Phase III clinical trial of IL-1ra for the treatment of severe sepsis its first priority. On July 15, 1994, an independent safety and efficacy monitoring committee
(SEMC) conducted an interim analysis of the results of the follow-up Phase III clinical trial of IL-1ra for severe sepsis. The SEMC concluded that the data showed a lack of efficacy of IL-1ra for severe sepsis, and that continuation of the trial would not likely produce evidence of efficacy. As a result, Synergen stopped the Phase III trial of IL-1ra for the treatment of severe sepsis. In addition, the Company has withdrawn marketing approval applications for IL-1ra for severe sepsis that were previously filed with the European Union and a number of other countries. In order to conserve  cash  and  direct its efforts toward its  most  promising opportunities, the Company has eliminated significant operations and reduced personnel by approximately 60 percent. The reductions occurred in those areas that primarily supported the development of IL-1ra for severe sepsis, including the Company's clinical and commercial manufacturing groups. The Company believes the restructured organization has the capabilities and expertise required to develop its current portfolio of potential products through Phase II clinical trials. Due to the results of the interim analysis of the Phase III clinical trial of IL-1ra for severe sepsis and the restructuring of the Company's operations, the Company recognized certain asset impairment and restructuring charges. See "Three Months Ended September 30, 1994 and 1993."

At this time, the Company plans to continue the ongoing Phase II trial of IL-1ra for the treatment of rheumatoid arthritis, which is being conducted in Europe. Development of other indications for IL-1ra will be evaluated individually. The Company plans to continue with its clinical development of ciliary neurotrophic factor (CNTF) for amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease) through a joint venture with Syntex (U.S.A.) Inc. (Syntex); preclinical and clinical development of tumor necrosis factor binding protein (TNFbp) for inflammatory diseases; and preclinical
evaluation   of  glial  derived  neurotrophic  factor  (GDNF)   for
Parkinson's  disease.   The  Company  is  also  exploring   various
strategic   alternatives  for  its  business   and   research   and
development operations.  See "Liquidity and Capital Resources."

Three Months Ended September 30, 1994 and 1993

Sponsored research and development revenues consisted of funding from the Syntex-Synergen Neuroscience Joint Venture (Joint Venture) and were approximately the same for the three months ended September 30, 1993 compared to the three months ended September 30, 1994.

Interest and other income decreased 36 percent from the third quarter of 1993 to the third quarter of 1994, primarily due to a decrease in the average amount of cash available for investment. Interest income will continue to decrease during 1994 as cash available for investment is used to fund operating costs.

Total research and development expenses decreased 28 percent for the three months ended September 30, 1993 compared to the three months ended September 30, 1994, primarily due to a decrease in personnel and a reprioritization of the Company's projects as a result of the August 1994 restructuring.

The Company recorded a $33.3 million charge for asset impairments and restructuring in the third quarter of 1994 primarily due to the results of the interim analysis of the Phase III trial of IL-1ra for severe sepsis and the Company's decision to stop the trial and restructure its operations. The charge consisted of non-cash asset impairment charges of $26 million and restructuring charges of $7.3 million. Approximately $5 million of the restructuring charges represented cash expenditures, primarily related to severance costs.

The $26 million asset impairment charges included a $22.6 million charge against the LakeCentre manufacturing plant which previously had a book value of approximately $40 million. The charge against the LakeCentre facility was based on a preliminary independent appraisal which estimated the net realizable value of the property. The Company may take additional charges against the LakeCentre facility in the future.

In addition to LakeCentre, certain property and equipment in United States and the European and Japanese operations were written down by $1.9 million due to the Company's decision to restructure. These assets consist primarily of property and equipment that have been or are being sold. The remainder of the third quarter asset impairment charge was a write-down of the Company's equity investment in Selectide Corporation from $3 million to $1.5 million based on their recent rights offering.

Capital expenditures were $0.5 million and $2.3 million for the three months ended September 30, 1994 and 1993, respectively. The decrease was primarily due to a reduction in personnel and a reprioritization of the Company's projects as a result of the August 1994 restructuring.

Nine Months Ended September 30, 1994 and 1993

Sponsored research and development revenues increased 7 percent for the nine months ended September 30, 1993 compared to the nine months ended September 30, 1994, primarily due to funding from the Joint Venture for increased patient enrollment in the Joint Venture's Phase II/III trial of CNTF during the first half of 1994 and the full recognition of revenue attributable to Clinical
Partners by the first quarter of 1993. These increased revenues were offset by approximately the same amount of increased expenditures incurred on behalf of the Joint Venture.

Interest and other income decreased 48 percent for the first nine months of 1993 compared to the first nine months of 1994, primarily due to a decrease in the average amount of cash available for investment. Interest income will continue to decrease during 1994 as cash available for investment is used to fund operating costs.

Total research and development expenses decreased 20 percent for the nine months ended September 30, 1993 compared to the nine months ended September 30, 1994, primarily due to a decrease in personnel and a reprioritization of the Company's projects as a result of the restructuring that took place during the third quarter of 1994.

The Company recorded a $39.1 million charge for restructuring and asset impairment in the first nine months of 1994. In the second quarter of 1994, $5.8 million was charged against assets impaired by the results of the interim analysis and which were used primarily for the production of IL-1ra. In the third quarter of 1994, $33.3 million was charged against restructuring and asset impairment. See "Three Months Ended September 30, 1994 and 1993."

Capital expenditures were $1.5 million and $15.6 million for the nine months ended September 30, 1994 and 1993, respectively. The decrease was primarily due to a reduction in personnel and a reprioritization of the Company's projects as a result of the restructuring that took place during the second quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily from payments from joint development agreements, research and development limited partnerships, interest earned on short-term investments, and proceeds from the sale of equity securities. The Syntex-Synergen Neuroscience Joint Venture to develop certain neurotrophic factors is the Company's only existing third-party joint development arrangement that provides funding to the Company. Funding available from Syntex under that agreement is expected to be fully utilized in the first half of 1995. At that time, Synergen may incur funding obligations to the Joint Venture and revenues recognized from the Joint Venture may decline.

The Company's use of joint development arrangements and limited partnerships to fund research and development programs and the sale of equity securities have permitted the Company to maintain significant levels of cash and other liquid investments. Cash, short-term investments, and restricted short-term investments at September 30, 1994, and December 31, 1993, were $120 million and $161 million, respectively. The decrease is attributable primarily to cash used in operations. At September 30, 1994, there was no material difference between the net book value and fair market value of short-term investments.

The Company has taken steps to significantly reduce the amount of cash used to fund ongoing operations. These steps include reduction of Synergen's and its subsidiaries' staffs by approximately 60 percent and elimination of certain programs and operations, including its Japanese operations and most of its European operations. In addition, the Company may sell or lease certain of its real property holdings.

As a result of the restructuring, the Company recognized a restructuring charge of $7.3 million in the third quarter of 1994 (see "Three Months Ended September 30, 1994 and 1993"). Approximately $5 million of this amount were cash charges, of which approximately $2 million will be expended after September 30, 1994.

The Company has $6 million of Industrial Development Revenue Bonds outstanding. The Company intends to redeem all of the outstanding bonds in the fourth quarter of 1994. The bonds are collateralized with approximately $8.3 million of restricted short-term investments which appears under current assets in the Consolidated Balance Sheet.

Until the Company's operations generate significant revenues, cash reserves will continue to fund operations. The Company currently expects that its existing cash will fund operations for the next several years based on its current estimates of the cash requirements of its restructured operations and assuming no extraordinary cash requirements. The Company may pursue opportunities to obtain additional financings in the future. Such financing may be sought through various sources, including bank borrowings, lease arrangements relating to fixed assets, or other financing methods. There can be no assurances that such financing can be obtained or can be obtained on favorable terms. In addition, the Company's ability to raise additional capital through equity financings in the near future may be negatively impacted because of the termination of the follow-up Phase III trial of IL-1ra for severe sepsis, the withdrawal of the marketing approval application for IL-1ra for severe sepsis in the European Union and other countries, and the reduction of Synergen's operations. The Company is currently exploring various strategic alternatives for its business and research and development operations.

The market price of the Company's common stock is volatile, and the price of the stock could be dramatically affected one way or another depending on numerous factors. Following the Company's announcement on July 18, 1994, of the Company's decision to stop the follow-up Phase III clinical trial of IL-1ra for severe sepsis, the price of the Company's common stock dropped by approximately 50 percent. The market price of the Company's common stock could be materially affected by the results of the Phase II trial of IL-1ra for the treatment of rheumatoid arthritis, the progress of the Joint Venture's CNTF development program, the results of the Phase II/III clinical trial of CNTF for the treatment of ALS (which is expected to be completed in the last quarter of 1994), and the results of the Company's other development programs and the results of the Company's investigation of strategic alternatives. Results of the CNTF trial are expected to be available during the first half of 1995. The Company's stock price could also be affected by the outcome of the Company's investigation of strategic alternatives.

                    PART II - OTHER INFORMATION

                    ITEM 1 - LEGAL PROCEEDINGS

Following a drop in the price of Synergen's stock on February 22, 1993, a number of class action complaints were filed against Synergen and certain of its officers and directors in the United States District Court for the District of Colorado on behalf of various classes of the Company's investors. The complaints were consolidated by a consolidated class action complaint that was filed on April 15, 1993, and amended on May 2, 1994. In addition to Synergen, Larry Soll, chairman of the Board of Directors of
Synergen and the former chief executive officer, and Kenneth J. Collins, executive vice president of finance and administration, were named as defendants in the amended consolidated complaint, together with Jon S. Saxe, the former president and chief executive officer and a former director, and Michael A. Catalano, the former vice president of clinical research. The original consolidated complaint alleged violations of federal securities laws and state law. The Court dismissed the state law claims on April 8, 1994. On May 30, 1994, the defendants in the suit filed a motion to dismiss or in the alternative for summary judgment which was heard on September 2, 1994 and was denied on September 15, 1994. Synergen filed a motion for reconsideration or in the alternative for an interlocutory appeal which was denied on October 28, 1994. Trial has been set for May 22, 1995.

Also see Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1994 and March 31, 1994.

             ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

   27   Financial Data Schedule.

(b)     Reports on Form 8-K

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



                                 SYNERGEN, INC.
                                 (Registrant)





Date:        November 11, 1994               By:            Kenneth J. Collins
                                                            Kenneth J. Collins
                                                      Executive Vice President,
                                                Finance and Administration and
                                                       Chief Financial Officer